Form 10KSB
period 2001-12-31
MAIN STREET BANKSHARES INC
filed 2002-03-28
CIK 1164290

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-33475

                          MAIN STREET BANKSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                                        22-3850612
--------------------------------------------------------------------------------
(State or incorporation)                      (IRS Employer Identification No.)

325 EAST FRONT STREET, STATESVILLE, NORTH CAROLINA                         28677
(Address of principal executive offices)                              (Zip code)


                                 (704) 871-1100
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $15.6 million.

The aggregate market value of the registrant's Common Stock at March 22, 2002, held by those persons deemed by the registrant to be non-affiliates, was approximately $22.5 million.

As of March 22, 2002, (the most recent practicable date), the registrant had outstanding 1,414,128 shares of common stock, $5 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference are (i) the Annual Report to security holders for the fiscal year ended December 31, 2001 of the Registrant's wholly owned subsidiary, Piedmont Bank; and (ii) the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 2001.

Form 10-KSB Table of Contents

Index                                                                                                       PAGE
-----                                                                                                       ----

PART I

        Item 1     Description of Business .............................................................      3
        Item 2     Properties ..........................................................................     10
        Item 3     Legal proceedings ...................................................................     10
        Item 4     Submission of Matters to a Vote of Security Holders .................................     10

PART II

        Item 5     Market for Common Equity and Related Stockholder Matters ............................     11
        Item 6     Management's Discussion and Analysis of Financial Condition and Results of Operations     11
        Item 7     Financial Statements ................................................................     11
        Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      11

PART III

        Item 9     Directors and Executive Officers of the Registrant; Compliance with Section 16(a) ...     12
        Item 10    Executive Compensation ..............................................................     12
        Item 11    Securities Ownership of Certain Beneficial Owners and Management ....................     12
        Item 12    Certain Relationships and Related Transactions ......................................     12
        Item 13    Exhibits and Reports on Form 8-K ....................................................     12

                                     PART I

                        ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

Effective January 1, 2002, Main Street BankShares, Inc. ("MSB"), acquired 100% of the voting shares of Piedmont Bank (the "Bank") through a share exchange with the shareholders of the Bank. MSB is a bank holding company supervised by the Board of Governors of the Federal Reserve System. Through the share exchange, the shareholders of the Bank received one share of common stock of MSB for every one share of common stock of the Bank owned. Prior to the share exchange, the common stock of the Bank had been registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of the share exchange, pursuant to Rule 12g-3(a) under the Exchange Act, MSB common stock is deemed registered under Section 12(g) of the Exchange Act.

Piedmont Bank is a North Carolina-chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. The Bank is a member of the Federal Reserve System. It was incorporated on June 27, 1997, and began operations on July 1, 1997.

The primary purpose of the Bank is to serve the banking needs of individuals and businesses in Iredell County, with all decisions and product offerings to be in the best interest of its customers while providing an acceptable return for the shareholders of the Bank. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage, and personal loans; safe deposit boxes; and other associated services. The Bank uses the most current technology to satisfy the banking needs of its customers. A wholly owned subsidiary of the Bank, Piedmont National Financial Services, Inc., provides brokerage services as an agent for non-bank investment products and services.


MARKET AREA AND COMPETITION

The Bank's market area consists of Iredell County and the northern portion of Mecklenburg County, which are both located in the piedmont region of North Carolina. Iredell's population is over 122,700 and the largest city, Statesville (pop. 23,400) was selected as one of ten All-America Cities by the National Civic League in 1997. The town of Mooresville (pop. 18,800) is home to the North Carolina Racing Hall of Fame. The county is served by Interstate Highways 40 and 77, US Highways 21, 64, and 70, and NC Routes 90 and 115. National and regional airlines are located nearby in Charlotte, approximately 45 miles south of Statesville, and in Greensboro, approximately 65 miles northeast of Statesville. In addition, Statesville has a municipal airport. The Statesville Civic Center, completed in December 1999, features a grand hall with capacity of 1,200 and a fresco mural by Ben Long. The facility hosted 549 events in 2001 with over 66,240 attendees. Thirty-five trucking carriers serve the area, and ten have local terminals. Mitchell Community College is located in downtown Statesville and Mooresville, and six four-year colleges are located within a fifty-mile radius. In 2001 the median family income for Iredell County was $54,800 which ranked third in North Carolina.

In Mecklenburg County, which borders Iredell County's southern edge, the market areas include Huntersville (pop. 30,100) and Cornelius (pop. 14,100). Located adjacent to Lake Norman, and less than 20 miles from Charlotte on Interstate 77, the area continues to experience strong commercial and residential growth. Neighboring towns have engaged in a number of long-range cooperative projects designed to combat suburban sprawl, encourage light-rail connections to surrounding communities, and preserve rural lands. The Huntersville Family Fitness & Aquatics facility was opened in 2001 and features two indoor pools, an outdoor family fun pool, a gymnasium, a fitness center, and a meeting room. Davidson College, located in the town of Davidson between Mooresville and Cornelius, was ranked 10th nationally among liberal arts colleges by U.S. News. Lake Norman provides recreational opportunities for swimming, boating, skiing, sailing, and fishing.

Commercial banking in North Carolina is extremely competitive due to state laws that allow statewide branching. As of June 30, 2001, 12 banks operated 37 branches in Iredell County, and 19 banks operated 229 branches in Mecklenburg County. Total deposit balances in Iredell and Mecklenburg Counties on June 30, 2001 were $1.3 billion and $55.9 billion, respectively. Deposits at Piedmont Bank were $101 million and $22 million in Iredell and Mecklenburg Counties, respectively.

OTHER PRODUCTS AND SERVICES

Other Banking Products and Services.

To enable it to offer more personalized service to its customers, the Bank offers or expects to offer additional products and services for its customers. Products and services currently offered are a debit card program, automated teller machines and drive-through facilities at its branches and internet banking to both business and individual customers.

Other Financial Services.

The Bank through its subsidiary, Piedmont National Financial Services, Inc., uses a networking arrangement to make available securities brokerage products to its customers.

EMPLOYEES

The Bank had 70 full-time equivalent employees at December 31, 2001. None of the Bank's employees are covered by a collective bargaining agreement. The Bank considers its relations with its employees to be good.


                           SUPERVISION AND REGULATION


Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The descriptions of and references to the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

MAIN STREET BANKSHARES, INC.

Main Street BankShares, Inc. is a bank holding company. As a bank holding company under the Bank Holding Company Act of 1956, as amended, we are registered with and subject to regulation by the Federal Reserve. We are required to file annual and other reports with, and furnish information to, the Federal Reserve. The Federal Reserve conducts periodic examinations of us and may examine any of our subsidiaries, including the bank.

The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve for the acquisition of more than five percent of the voting stock or substantially all the assets of any bank or bank holding company. In addition, the Bank Holding Company Act restricts the extension of credit to any bank holding company by its subsidiary bank. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or own or control more than five percent of the voting shares of any company that is not a bank. The Federal Reserve has deemed limited activities to be closely related to banking and therefore permissible for a bank holding company.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities as well as activities that the Federal Reserve considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. Main Street BankShares, Inc. has not elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of this legislation.

Enforcement Authority. The approval of the Federal Reserve is required prior to engaging in or, with certain exceptions, acquiring control of more than 5% of the voting shares of a company engaged in, any new activity. Prior to granting such approval, the Federal Reserve must weigh the expected benefits of any such new activity to the public (such as greater convenience, increased competition, or gains in efficiency) against the risk of possible adverse effects of such activity (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve has cease-and-desist powers over bank holding companies and their nonbanking subsidiaries where their actions would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve also has authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Interstate Acquisitions. Federal banking law generally provides that a bank holding company may acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits. In addition, North Carolina banking laws permit a bank holding company which owns stock of a bank located outside North Carolina to acquire a bank or bank holding company located in North Carolina. This type of acquisition may occur only if the North Carolina bank to be directly or indirectly controlled by the out-of-state bank holding company has existed and continuously operated as a bank for a period of at least five years. In any event, federal banking law will not permit a bank holding company to own or control banks in North Carolina if the acquisition would exceed 20% of the total deposits of all federally-insured deposits in North Carolina. Capital Adequacy. The Federal Reserve has promulgated capital adequacy regulations for all bank holding companies with assets in excess of $150 million. The Federal Reserve's capital adequacy regulations are based upon a risk based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.


The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital.

Every bank holding company has to achieve and maintain a minimum Tier 1 capital ratio of at least 4.0% and a minimum total capital ratio of at least 8.0%. In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (leverage capital ratio) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum leverage ratio of at least 4.0% for all other banks. The Federal Deposit Insurance Corporation and the Federal Reserve define Tier 1 capital for banks in the same manner for both the leverage ratio and the risk-based capital ratio. However, the Federal Reserve defines Tier 1 capital for bank holding companies in a slightly different manner. As of December 31, 2001, Piedmont Bank's Tier 1 leverage capital ratio and total capital ratio were 6.3% and 8.9%, respectively.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. The guidelines also indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, our ability to pay cash dividends depends upon the cash dividends we receive from our subsidiary bank. Our only source of income is dividends paid by the bank. We must pay all of our operating expenses from funds we receive from the bank. Therefore, shareholders may receive dividends from us only to the extent that funds are available after payment of our operating expenses. In addition, the Federal Reserve generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the bank to us will likely be limited to amounts needed to pay any separate expenses of Main Street BankShares, Inc.

Change of Control. State and federal banking law restrict the amount of voting stock of the bank that a person may acquire without the prior approval of banking regulators. The Bank Holding Company Act requires that a bank holding company obtain the approval of the Federal Reserve before it may merge with a bank holding company, acquire a subsidiary bank, acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of that bank or bank holding company. The overall effect of such laws is to make it more difficult to acquire us by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, our shareholders may be less likely to benefit from rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other types of companies.

THE BANK

The Bank is subject to various requirements and restrictions under the laws of the United States and the State of North Carolina. As a North Carolina bank, our subsidiary bank is subject to regulation, supervision and regular examination by the North Carolina Banking Commission. As a member of the Federal Reserve, the bank is subject to regulation, supervision and regular examination by the Federal Reserve. The North Carolina Banking Commission and the Federal Reserve have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the bank.

 Transactions with Affiliates. The Bank may not engage in specified transactions (including, for example, loans) with its affiliates unless the terms and conditions of those transactions are substantially the same or at least as favorable to the bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered or would apply to nonaffiliated companies. In addition, transactions referred to as "covered transactions" between the bank and its affiliates may not exceed 10% of the bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. The bank also is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank is deemed to be an affiliate of the Bank.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the bank may make to its executive officers, directors and principal shareholders. Among other things, these loans are limited in amount, must be approved by the bank's board of directors in advance, and must be on terms and conditions as favorable to the bank as those available to an unrelated person.

Regulation of Lending Activities. Loans made by the bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the bank are provided if the bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

Branch Banking. All banks located in North Carolina are authorized to branch statewide. Accordingly, a bank located anywhere in North Carolina has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on our business.

In 1994 Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Current North Carolina law permits interstate branching only through acquisition of a financial institution that is at least five years old, and after the acquisition, the resulting institution and its affiliates cannot hold more than 20% of the total deposits in the state. Furthermore, the Reigle-Neal Act and applicable North Carolina statutes permit regulatory authorities to approve de novo branching in North Carolina by institutions located in states that would permit North Carolina institutions to branch on a de novo basis into those states. Federal regulations under the Riegle-Neal Act prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market transactions in United States government securities, the imposition of and changes in reserve requirements against member banks and deposits and assets of foreign bank branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the monetary policies available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits in order to mitigate recessionary and inflationary pressures. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the bank.

Dividends. All dividends paid by the bank are paid to us, the sole shareholder of the bank. The general dividend policy of the bank is to pay dividends at levels consistent with maintaining liquidity and preserving our applicable capital ratios and servicing obligations. The dividend policy of the bank is subject to the discretion of the board of directors of the bank and will depend upon such factors as future earnings, financial condition, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

The ability of the bank to pay dividends is restricted under applicable law and regulations. Under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if the bank's surplus is less than 50% of its paid-in capital. Also, under federal banking law, no cash dividend may be paid if the bank is undercapitalized or insolvent or if payment of the cash dividend would render the bank undercapitalized or insolvent, and no cash dividend may be paid by the bank if it is in default of any deposit insurance assessment due to the Federal Deposit Insurance Corporation.

The exact amount of future dividends on the stock of the bank will be a function of the profitability of the bank in general and applicable tax rates in effect from year to year. The bank's ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured. We expect that, for the foreseeable future, profits resulting from the bank's operations will be retained by the bank as additional capital to support its operations and growth other than dividends paid by the bank to us as needed to pay any separate expenses of Main Street BankShares, Inc.

Capital Adequacy. The capital adequacy regulations which apply to state banks, such as the bank, are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed above.

Changes in Management. Any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During this 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of such director or employment of such officer. The bank is not subject to any such requirements.

Enforcement Authority. The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including management, employees and agents of a financial institution, as well as independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the primary federal banking agency to be appropriate.

Prompt Corrective Action. Banks are subject to restrictions on their activities depending on their level of capital. Federal "prompt corrective action" regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or more, a core capital ratio of six percent or more and a leverage ratio of five percent or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent or more, a core capital ratio of four percent or more and a leverage ratio of four percent or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of three percent or more). Under these regulations, a bank is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than eight percent, a core capital ratio of less than four percent or a leverage ratio of less than three percent. Under these regulations, a bank is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than six percent, a core capital ratio of less than three percent and a leverage ratio of less than three percent. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a leverage ratio of less than or equal to two percent. In addition, the applicable federal banking agency has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines.

If a state member bank, such as the bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for the bank.

If a state member bank is classified as undercapitalized, the Federal Reserve may take certain actions to correct the capital position of the bank. If a state member bank is classified as significantly undercapitalized, the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, changes in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the Federal Deposit Insurance Corporation determines otherwise.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by the bank. The Federal Reserve is required to conduct a full-scope, on-site examination of every member bank at least once every twelve months.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The Federal Reserve may, on a case-by-case basis, permit member banks that are adequately capitalized to accept brokered deposits if the Federal Reserve determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Deposit Insurance. The bank's deposits are insured up to $100,000 per insured account by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The bank's deposit insurance assessments may increase depending upon the risk category and subcategory, if any, to which the bank is assigned. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank's deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank's capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are "well capitalized," "adequately capitalized" and "less than adequately capitalized" (that would include "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" banks). The three subcategories with respect to supervisory concerns are "healthy," "supervisory concern" and "substantial supervisory concern." A bank is deemed "healthy" if it is financially sound with only a few minor weaknesses. A bank is deemed subject to "supervisory concern" if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund of the Federal Deposit Insurance Corporation. A bank is deemed subject to "substantial supervisory concern" if it poses a substantial probability of loss to the Bank Insurance Fund. Any increase in insurance assessments could have an adverse effect on the bank's earnings.

Our management and the bank's management cannot predict what other legislation might be enacted or what other regulations might be adopted or the effects thereof.

                               ITEM 2 - PROPERTIES

The Company currently operates out of 6 banking offices as set forth below:

                                                               Approximate Square              Year Established/
                   Office Location                                   Footage                       Acquired
---------------------------------------------------         -----------------------         -----------------------

325 East Front Street, Statesville, NC (1)                            11,125                         1998
127 North Cross Lane, Statesville, NC                                  2,896                         1997
165 Williamson Road, Mooresville, NC                                   5,693                         1998
520 East Plaza Drive, Mooresville, NC                                  3,545                         2001
19525 West Catawba Avenue, Cornelius, NC                               2,834                         2001
10505 Gilead Road, Huntersville, NC                                    3,100                         2001



(1) Main office. Houses the operations center including bookkeeping, proof and accounting.

All properties owned by the Company and its subsidiaries, including land, buildings and improvements, furniture, equipment and vehicles had a net book value at December 31, 2001 of $6.7 million. In the opinion of the Company's management, such properties are adequately covered by insurance.



                           ITEM 3 - LEGAL PROCEEDINGS

The Company is aware of no material legal proceeding to which the Company or any of its subsidiaries is a party or of which any of their properties is subject.




          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 2001, the shareholders of Piedmont Bank (the "Bank") approved the formation of Main Street BankShares, Inc., a bank holding company to be supervised by the Board of Governors of the Federal Reserve System. Shareholders also approved acquisition of 100% of the shares of Piedmont Bank by Main Street BankShares, Inc. The Bank will become a wholly owned subsidiary of Main Street BankShares, Inc. on January 1, 2002. The shareholders of Main Street BankShares, Inc. will receive one share of common stock of the bank holding company for every one share of common stock of the Bank owned in the share exchange that will accomplish the conversion to a bank holding company structure.

                                     PART II

        ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Because Main Street BankShares, Inc. acquired 100% of the voting shares of Piedmont Bank on January 1, 2002, the historical share price information presented below is that of the Bank. The stock symbol for Main Street BankShares, Inc. is "MSBS."

The Company's common stock is traded in the over-the-counter market, and is listed on the National Daily Quotation Service "Bulletin Board." Market makers for the stock include Monroe Securities (800-766-5560), Hill Thompson Magid, L.P. (800-631-3083), Herzog, Heine, Geduld, Inc. (800-624-4062), Knight
Securities, LP (800-232-3684), and Wedbush Morgan Securities, Inc. (800-421-0251). As of December 31, 2001, the Bank had issued 1,365,890 shares of common stock, which were held by 1,529 shareholders of record. The stock is thinly traded. The last sale price of common stock on March 22, 2002 was $18.20.

The Company's common stock was issued on June 27, 1997, at a price of $11.00 per share. Adjusting for stock dividends discussed below, the price was $8.66 per share. The share prices have been adjusted for the stock dividends.

                                                   2001                                 2000
                                                   ----                                 ----
                                          High                Low               High                Low
     First Quarter                      $13.86             $10.45             $17.27            $12.85
     Second Quarter                     $13.18             $10.91             $14.55            $10.12
     Third Quarter                      $12.73             $11.59             $13.98            $11.82
     Fourth Quarter                     $11.82             $10.00             $13.64            $10.91

Stock dividends of 10%, 5%, and 10% were paid on December 31, 2001, November 1, 1999, and November 1, 1998, respectively. To date, the Company has not paid any dividends.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Incorporated by reference to pages 3 to 11 of Piedmont Bank's Annual Report to Shareholders, attached hereto as Exhibit 13. Piedmont Bank is the predecessor to the registrant and its wholly owned subsidiary. Because Main Street BankShares, Inc. acquired the voting shares of Piedmont Bank on January 1, 2002, and conducted no business of its own prior to that date, managements discussion and analysis relates solely to the financial condition and operations of Piedmont Bank.


                          ITEM 7 - FINANCIAL STATEMENTS

Incorporated by reference to pages 12 to 35 of Piedmont Bank's Annual Report to Shareholders, attached hereto as Exhibit 13. Piedmont Bank is the predecessor to the registrant and is its wholly owned subsidiary.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


  ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
                                 SECTION 16(A)

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission by April 30, 2002 with respect to the Annual Meeting of Shareholders.

                        ITEM 10 - EXECUTIVE COMPENSATION

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission by April 30, 2002 with respect to the Annual Meeting of Shareholders.

    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission by April 30, 2002 with respect to the Annual Meeting of Shareholders.

            ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the company's definitive proxy statement, to be filed with the Securities and Exchange Commission by April 30, 2002 with respect to the Annual Meeting of Shareholders.


                   ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-B are listed below.

EXHIBIT NO.         DESCRIPTION
-----------         -----------
Exhibit 3.1:      Articles of Incorporation (incorporated by reference to
                  Exhibit 3(i) to the Current Report on Form 8K dated January 2,
                  2002)

Exhibit 3.2:      Bylaws (incorporated by reference to Exhibit 3(ii) to the
                  Current Report on Form 8K dated January 2, 2002)

Exhibit 4:        Specimen certificate for Common Stock of Main Street
                  BankShares, Inc. (incorporated by reference to Exhibit 4 to the Current Report on Form 8K dated January 2, 2002)

Exhibit 10.1:     1998 Nonstatutory Stock Option Plan

Exhibit 10.2:     1998 Incentive Stock Option Plan

Exhibit 13:       Annual Report to Shareholders

Exhibit 21:       Subsidiaries of the Registrant

Exhibit 23:       Consent of Dixon Odom PLLC

(b)      Current Reports on Form 8-K filed during the fourth quarter of 2001.

         Type                       Date Filed                                   Reporting Purpose
         ----                 ---------------------                ------------------------------------------------

         Item 5.                 December 6, 2001                  Announce approval of the formation of the
                                                                   holding company by the shareholders of
                                                                   Piedmont Bank and declaration of a 10% stock
                                                                   dividend for all shareholders of record on
                                                                   December 17, 2001 payable December 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                  MAIN STREET BANKSHARES, INC.

Date: March 25, 2002               By: /s/ William A. Long
                                       -----------------------------------------
                                          William A. Long
                                          President and Chief Executive Officer

Date: March 25, 2002               By: /s/ Edwin E. Laws
                                       -----------------------------------------
                                          Edwin E. Laws
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                                                DATE
---------                                   -----                                                ----

 /s/   William A. Long
 -------------------------------------------
        William A. Long                     President, Chief Executive Officer and Director      March 25, 2002

/s/   J. T. Alexander, Jr.
--------------------------------------------
       J. T. Alexander, Jr.                 Director                                             March 25, 2002

/s/   Ralph L. Bentley
--------------------------------------------
       Ralph L. Bentley                     Director                                             March 25, 2002


--------------------------------------------
       Joseph L. Bertolami                  Director                                             March __, 2002


--------------------------------------------
       Bobby E. Combs                       Director                                             March __, 2002


--------------------------------------------
       Cecile Ebert                         Director                                             March __, 2002

/s/   Brian D. Fletcher
--------------------------------------------
       Brian D. Fletcher                    Director                                             March 25, 2002

/s/   Ann T. Kelly
--------------------------------------------
       Ann T. Kelly                         Director                                             March 25, 2002

/s/   Constantine H. Kutteh
--------------------------------------------
       Constantine H. Kutteh                Director                                             March 25, 2002

/s/   Harry Phillip McLain, Jr.
--------------------------------------------
       Harry Phillip McLain, Jr.            Director                                             March 25, 2002


--------------------------------------------
       R. B. Sloan                          Director                                             March __, 2002

/s/   Harry C. Spell
--------------------------------------------
       Harry C. Spell                       Director                                             March 25, 2002


--------------------------------------------
       Robert M. Stevenson                  Director                                             March __, 2002