Form 10QSB
period 2002-03-31
MAIN STREET BANKSHARES INC
filed 2002-05-14
CIK 1164290

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

| |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________to___________________

                        Commission file number 000-33475

                          Main Street BankShares, Inc.
             (Exact Name of registrant as specified in its charter)

        North Carolina                                         22-3850612
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)

                             325 East Front Street
                             Statesville, NC 28677
                    (Address of principal executive offices)

                                  704-871-1100
                        (Registrant's telephone number)

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90. Yes |x| No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value, 1,438,005 shares outstanding as of May 2, 2002.

INDEX                                                             PAGE
Part I - FINANCIAL INFORMATION

Financial Statements
         Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001                     3

         Consolidated Statements of Operations
            Three Months Ended March 31, 2002 and 2001               4

         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2002 and 2001               5

         Notes to Financial Statements                               6

         Management's Discussion and Analysis
           Financial Condition and Results of Operations             8

Part II - OTHER INFORMATION

Exhibit Index                                                       10

Signatures                                                          11

MAIN STREET BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2002           2001*
                                                                              (UNAUDITED)
                                                                              ------------   ------------
ASSETS:
   Cash and cash equivalents:
          Cash and due from banks                                             $  5,495,816   $  6,704,898
          Interest-earning deposits with banks                                     716,612      1,960,307
          Federal funds sold                                                        36,000      6,021,000
                                                                              ------------   ------------
                      Total cash and cash equivalents                            6,248,428     14,686,205
   Investment securities
          Available for sale, at fair value                                     55,666,066     54,716,680
          Held to maturity, at amortized cost (fair value of $74,944 at
               March 31, 2002 and $94,361 at December 31, 2001)
                                                                                    72,868         91,945
   Federal Home Loan Bank stock, at cost                                           630,000        630,000
   Federal Reserve Bank stock, at cost                                             429,850             --
   Loans, net of allowance for loan losses of $2,120,128 at March 31,
          2002 and $1,987,410 at December 31, 2001                             165,131,837    156,097,657
   Accrued interest receivable                                                   1,160,145      1,220,294
   Foreclosed assets                                                                    --      1,311,994
   Premises and equipment, net                                                   6,662,525      6,720,745
   Investment in bank owned life insurance                                       3,844,445        379,400
   Other assets                                                                  1,293,891      1,207,191
                                                                              ------------   ------------
TOTAL                                                                         $241,140,055   $237,062,111
                                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Deposits:
          Demand                                                              $ 24,188,741   $ 26,428,735
          NOW accounts                                                          15,331,872     12,551,672
          Money market accounts                                                 61,444,605     60,324,788
          Savings                                                                6,597,036      5,781,147
          Time deposits of $100,000 or more                                     20,701,240     21,208,322
          Other time deposits                                                   85,343,402     83,690,821
                                                                              ------------   ------------
                      Total deposits                                           213,606,896    209,985,485
          Securities sold under agreements to repurchase                         4,582,497      3,925,395
          Advances from Federal Home Loan Bank                                   5,000,000      5,000,000
          Accrued interest payable                                                 472,787        459,208
          Other liabilities                                                      2,317,636      3,086,571
                                                                              ------------   ------------
                      Total liabilities                                        225,979,816    222,456,659
                                                                              ------------   ------------
SHAREHOLDERS' EQUITY:
   Common stock, 2002, no par value, 5,000,000 shares authorized, 1,414,128 shares issued and outstanding; 2001, $5.00 par value, 5,000,000 shares authorized, 1,365,890 shares issued and
          Outstanding                                                           14,843,232      6,829,450
   Additional paid-in capital                                                           --      7,544,591
   Retained earnings                                                               311,616         86,670
   Accumulated other comprehensive income                                            5,391        144,741
                                                                              ------------   ------------
                      Total shareholders' equity                                15,160,239     14,605,452
                                                                              ------------   ------------
TOTAL                                                                         $241,140,055   $237,062,111
                                                                              ============   ============

*    Note: Derived from audited financial statements

See notes to consolidated financial statements.

MAIN STREET BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                             --------------------------
                                                              MARCH 31,       MARCH 31,
                                                               2002            2001
---------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans                                                   $2,656,323      $2,755,934
     Federal funds sold                                           9,343           8,318
     Deposits with other banks                                   11,634          16,151
     Investment securities                                      633,447         436,036
                                                             ----------      ----------
                Total interest income                         3,310,747       3,216,439
                                                             ----------      ----------

INTEREST EXPENSE:
     Time deposits of $100,000 or more                          247,323         122,989
     Other time and savings deposits                          1,422,156       1,445,110
     Other borrowed funds                                        68,488         255,519
                                                             ----------      ----------
                Total interest expense                        1,737,967       1,823,618
                                                             ----------      ----------

NET INTEREST INCOME                                           1,572,780       1,392,821

PROVISION FOR LOAN LOSSES                                       132,718         221,000
                                                             ----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,440,062       1,171,821
                                                             ----------      ----------

OTHER INCOME:
     Investment commissions                                      83,374         155,067
     Mortgage operations                                        150,533          83,883
     Service charges on deposit accounts                        154,523          79,648
     Other service fees and commissions                          86,328          24,219
     Net income (loss) on sale of investment securities          42,318          86,287
     Other                                                       11,870             119
                                                             ----------      ----------
                Total other income                              528,946         429,223
                                                             ----------      ----------

OTHER EXPENSES:
     Salaries and wages                                         714,086         568,977
     Employee benefits                                          201,752         168,811
     Occupancy expense, net                                      89,282         106,180
     Equipment rentals, depreciation and maintenance            113,146         136,943
     Other                                                      524,796         366,967
                                                             ----------      ----------
                Total other expenses                          1,643,062       1,347,878
                                                             ----------      ----------

INCOME BEFORE INCOME TAXES                                      325,946         253,166

INCOME TAXES                                                    101,000          83,500
                                                             ----------      ----------

NET INCOME                                                   $  224,946      $  169,666
                                                             ==========      ==========

NET INCOME PER COMMON SHARE:
     Basic                                                   $     0.16      $     0.13

     Diluted                                                 $     0.15      $     0.12

MAIN STREET BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            FOR THE THREE MONTHS ENDED
                                                                          -------------------------------
                                                                            MARCH 31,          MARCH 31,
                                                                              2002               2001
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    224,946       $    169,666
   Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                84,277             88,369
   Provision for loan losses                                                   132,718            221,000
   Premium amortization and discount accretion, net                            135,932           (115,786)
   Net gain on the sale of investment securities                               (42,318)           (86,287)
   Net loss on sale of foreclosed asset                                          8,282                 --
   Decrease in accrued interest receivable                                      60,149             69,181
   Increase in other assets                                                 (3,551,745)          (285,897)
   Increase in accrued interest payable                                         13,579              3,247
   (Decrease) Increase in other liabilities                                   (768,935)           881,102
                                                                          -------------------------------
      Net cash (used in) provided by operating activities                   (3,703,115)           944,595
                                                                          -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                    5,329,096          6,408,474
Proceeds from maturities of securities held to maturity                         12,548             12,417
Purchases of securities available for sale                                  (6,504,917)        (5,270,728)
Net increase in loans                                                       (9,166,898)       (17,085,140)
Proceeds from sale of foreclosed asset                                       1,303,712                 --
Additions to premises and equipment                                            (26,057)          (186,218)
Purchase of Federal Reserve Bank stock                                        (429,850)                --
                                                                          -------------------------------
   Net cash used in investing activities                                    (9,482,366)       (16,121,195)
                                                                          -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase  in demand deposits, NOW accounts, and savings accounts         2,475,912         12,365,519
Net increase in certificates of deposits                                     1,145,499         11,124,131
Net increase (decrease) in borrowings                                          657,102         (7,523,642)
Proceeds from issuance of common stock                                         469,191            241,462
                                                                          -------------------------------
   Net cash provided by financing activities                                 4,747,704         16,207,470
                                                                          -------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (8,437,777)         1,030,870
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            14,686,205          6,907,327
                                                                          -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  6,248,428          7,938,197
                                                                          ===============================

SUPPLEMENTAL DISCLOSURE
   Cash paid during the period for interest                               $  1,724,388       $  1,820,371

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. On January 1, 2002, Main Street BankShares, Inc. (the "Company") was formed as a holding company for Piedmont Bank (the "Bank"). Upon formation, one share of the Company's no par value common stock was exchanged for each of the then outstanding 1,365,890 shares of the Bank's $5 par value common stock. The Company currently has no operations and conducts no business on its own other than owning the Bank, a state chartered commercial bank incorporated in North Carolina on June 27, 1997.

      In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of Main Street BankShares and its wholly owned subsidiary, Piedmont Bank. The consolidated financial statements also include Piedmont Bank's wholly owned subsidiary, Piedmont National Financial Services. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

      The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the financial statements filed as part of the Bank's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. Basic net income per common share has been computed using the weighted average number of shares of common stock outstanding, after giving effect for the 10% stock dividend paid in 2001. The weighted average numbers of shares used in calculating the basic net income per share for the three months ended March 31, 2002 and 2001 were 1,401,850 and 1,356,187, respectively.

3. Diluted net income per common share has been calculated using the number of shares used for basic earnings per share plus the dilutive effect of stock options, after giving effect for the 10% stock dividend paid in 2001. The weighted average numbers of shares as adjusted for dilution for the three months ended March 31, 2002 and 2001 were 1,460,659 and 1,378,828, respectively.

4. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at March 31, 2002 and December 31, 2001 were $32,565,000 and $34,377,000, respectively. Financial letters of credit at March 31, 2002 and December 31, 2001, totaled $959,000 and $1,233,000, respectively. Management does not anticipate any significant losses to result from these transactions.

5.    Other Significant Events

      On April 5, 2002, the Main Street BankShares, Inc. and Yadkin Valley Bank and Trust Company, Elkin, North Carolina executed an Agreement and Plan of Reorganization and Merger whereby Yadkin will acquire Main Street and its wholly owned subsidiary, Piedmont Bank. After the merger, Yadkin shall conduct business under the name of Piedmont Bank in Piedmont's market area. Main Street shareholders will have the option to receive either 1.68 shares of Yadkin's common stock or $18.50 in cash for each of their shares of the common stock of Main Street, subject to an overall allocation whereby 70% of the total consideration for Main Street will be paid with shares of Yadkin's common stock and 30% will be paid in cash. The merger is subject to regulatory and shareholder approval. The Company anticipates closing the transaction on July 31, 2002.

7.    New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and other

      Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 has not affected the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2002 COMPARED WITH DECEMBER 31,2001

During the period from December 31, 2001 to March 31, 2002 total assets increased $4,078,000 or 1.7%. Deposit growth funded this increase, reflected primarily in the investment and loan portfolios. As of March 31, 2002, the ratio of earning assets to total assets was 94%.

Marketable investment securities, federal funds sold, interest-bearing balances with other financial institutions, and other equity investments (without readily determinable fair values) at March 31, 2002 were $57,928,000 compared to $63,797,000 at December 31, 2001. A combination of deposit growth and a decrease to fed funds sold were used to fund loans which grew by 6%. Securities available for sale increased by $949,000 or 1.7% while securities held to maturity decreased $19,000 or 21%. Approximately 6% of marketable securities were U.S. Treasury Notes, 47% were U.S. Agency obligations, 35% were mortgage-backed securities, 12% were municipal bonds, and less than 1% were publicly traded equity securities. Other equity investments totaled $1,439,000 and included the Federal Home Loan Bank of Atlanta (FHLB), the Federal Reserve Bank, Sidus Financial Corporation (SFC), Community Financial Services, Inc. (the holding company for The Bankers Bank), the Federal Agricultural Mortgage Corporation (FARMER MAC) Class A stock. Upon becoming a member of the Federal Reserve on January 2, 2002, the Bank was purchased 8,597 shares of Federal Reserve Bank stock for $429,850. Investments in the FHLB and FARMER MAC Class A stock, which are required for membership in those organizations, totaled $630,000 and $2,000, respectively, and did not change from December 31, 2001 to March 31, 2002. The Bankers Bank provides correspondent bank services such as Federal Reserve and ATM network pass-through accounts. The Bank's investments of $151,722 in Community Financial Services, Inc. and $225,000 in SFC did not change from December 31, 2001 to March 31, 2002. SFC provides mortgage lending and insurance sales agency services to financial institutions. Federal funds sold were $36,000 at March 31, 2002 and $6,021,000 at December 31, 2001. These funds are temporary investments, providing liquidity and funding for longer-term investments and loans.

The loan portfolio constituted 68% of the Bank's total assets at March 31, 2002. Loans, net of allowance for loan losses, increased by $9,034,000 from December 31, 2000 to March 31, 2002. The increase in loan demand resulted from market penetration into the small business, professional, and consumer base within the Bank's market. Management places a strong emphasis on loan quality. At March 31, 2002, there were 15 loans totaling $1,718,000 in principal balances that management has graded as substandard or below. Based on management's estimate of both probability and severity of loss from loans in these grade classifications, the Bank has assigned $153,000 in the loan loss reserve account to these specific loans. From December 31, 2001 through March 31, 2002, there were no loan charge-offs or recoveries.

The adequacy of the loan loss reserve is monitored by management through an internal loan review process. Among factors determining the level of the reserve are loan growth, projected net charge-offs, the amount of non-performing and past due loans, and the current and anticipated economic condition. The allowance for loan losses at March 31, 2002 and December 31, 2001 was 1.27% and 1.26%, respectively, of gross loans outstanding. Management believes the allowance for loan losses to be adequate. However, future additions to the allowance may be necessary based on changes in economic conditions or the circumstances of individual borrowers which may impact the borrowers' ability to repay their loans.

At March 31, 2002, the Bank owned approximately 29,200 square feet of office space including a main office, five branches, and administrative offices.

Deposits increased $3,621,000 or 1.7% from December 31, 2001 to March 31, 2002. The growth in deposits stemmed from promotional expenditures and active solicitation of deposit accounts.

The Bank's capital remained strong at March 31, 2002 with total risk based capital to risk weighted assets of 9.07% and tier 1 capital to risk weighted assets of 7.96%. Current federal regulations require that the Bank maintain a minimum ratio of capital to risk weighted assets of 8%, with at least 4% being in the form of tier 1 capital as defined in the regulations. The tier 1 leverage ratio (tier 1 capital to average total assets) at March 31, 2002 was 6.38%, which exceeded the regulatory minimum ratio of 4%.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net interest income, the principal source of the Bank's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate, and mix of both earning assets and related funding sources determine net interest income.

Net interest income for the quarter ended March 31, 2002 totaled $1,573,000, an increase of $180,000 or 13% over the quarter ended March 31, 2001. Net interest income increased as a result of growth in earning assets and liabilities. The Bank's net interest margin for the quarters ended March 31, 2002 and 2001 was approximately 2.97% and 3.77%, respectively. The narrowing in net interest margin was attributable to the Bank's asset sensitivity whereby interest income decreases faster than interest expense in a falling rate environment until time deposits mature and can be renewed over or replaced with lower cost funding. As an example, the interest rate currently paid on one-year time deposits had decreased from 5.83% at March 31, 2001 to 2.60% at March 31, 2002.

The Bank's provision for loan losses for the quarter ended March 31, 2002 was $133,000, a decrease of $88,000 or 40% over the provision for the same quarter last year. No loans were written off during either quarter. While probability of collection and performance of the Bank's assets remain high, management continues to focus on safety and soundness as evidenced in this allocation.

Non-interest income totaled $529,000 and $429,000, respectively for the quarters ended March 31, 2002 and 2001, respectively. Revenues from mortgage origination services totaled $151,000 or 29% of non-interest income for the first quarter of 2002 as compared to $84,000 or 20% in 2001. Brokerage commission revenues from Piedmont National Financial Services, Inc., a consolidated subsidiary, totaled $83,000 or 16% of non-interest income for the quarter ended March 31, 2002 as compared with $155,000 or 36% for the quarter ended March 31, 2001. Service charges on deposit accounts totaled $155,000 or 29% for the first quarter of 2002 and $80,000 or 19% for the first quarter of 2001. Other service fees and commissions included earnings on bank owned life insurance policies which totaled $55,000 during the first quarter of 2002. The remaining income resulted from gains on sales of investment securities and from other miscellaneous income. Non-interest expense totaled $1,643,000 and $1,348,000 for the quarters ended March 31, 2002 and 2001, respectively. Salaries and benefits were approximately $916,000 (56%) and $738,000 55%) for the quarters ended March 31, 2002 and 2001, respectively. Customer account and general ledger processing fees that were outsourced totaled $120,000 (7%) and $75,000 (6%) for the quarters ended March 31, 2002 and 2001, respectively. Computer expenses totaled $67,000 (4%) and $105,000 (8%) for the quarters ended September 30, 2001 and 2000, respectively. Land and building expenses decreased to $89,000 (5%) from $106,000 (8%) for the quarters ended March 31, 2002 and 2001, respectively. Expenses for marketing and promoting the Bank's name and services for the first quarters of 2002 and 2001 totaled $27,000 and $52,000, respectively. Additional costs included supplies, audit, telephone, legal fees as well as a sundry of other items. Income before income taxes increased from $253,000 in the first quarter of 2001 to $326,000 in the first quarter of 2002.

Part II - OTHER INFORMATION

ITEM 4 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.)   Exhibits

      Exhibit 2 - Agreement and Plan of Reorganization and Merger By and Between Yadkin Valley Bank and Trust Company and Main Street BankShares, Inc. and Piedmont Bank.

B.)   Reports on Form 8-K

      January 2, 2002 - Reorganization and share exchange

      January 23, 2002 - Tentative agreement of merger with Yadkin Valley Bank

                            [Signature page follows.]

SIGNATURE

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAIN STREET BANKSHARES, INC.

         May 4, 2002

                           By:      /s/William A. Long
                                    ------------------------------------------
                                    William A. Long

                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/Edwin E. Laws
                                    ------------------------------------------
                                    Edwin E. Laws

                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)