Form 10QSB
period 2002-06-30
MAIN STREET BANKSHARES INC
filed 2002-08-14
CIK 1164290

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
         ACT

 For the transition period from ______________________to________________________
                        Commission file number 000-33475

                          Main Street BankShares, Inc.
             (Exact Name of registrant as specified in its charter)


                   North Carolina                                                      22-3850612
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number)

                              325 East Front Street
                              Statesville, NC 28677
                    (Address of principal executive offices)

                                  704-871-1100
                         (Registrant's telephone number)

-------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value, 1,440,297 shares outstanding as of July 31, 2002.

INDEX                                                                                  PAGE

Part I - FINANCIAL INFORMATION

Financial Statements
         Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001                                           3

         Consolidated Statements of Operations
            Three and Six Months Ended June 30, 2002 and 2001                             4

         Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2002 and 2001                                       5

         Notes to Consolidated Financial Statements                                       6

         Management's Discussion and Analysis
           Financial Condition and Results of Operations                                  8

Part II - OTHER INFORMATION

Exhibit Index                                                                            11

Signatures                                                                               12

MAIN STREET BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,                   DECEMBER 31,
                                                                                        2002                         2001*
                                                                                    (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
      Cash and cash equivalents:
            Cash and due from banks                                              $        4,734,679           $         6,704,898

            Interest-earning deposits with banks                                            697,992                     1,960,307

            Federal funds sold                                                                1,000                     6,021,000
                                                                                 -------------------          --------------------
                      Total cash and cash equivalents                                     5,433,671                    14,686,205

      Investment securities
            Available for sale, at fair value                                            55,687,376                    54,716,680
            Held to maturity, at amortized cost (fair value of $68,481 at
                 June 30, 2002 and $94,361 at December 31, 2001)                             66,038                        91,945

      Federal Home Loan Bank stock, at cost                                                 700,000                       630,000

      Federal Reserve Bank stock, at cost                                                   429,850                             -

      Loans, net of allowance for loan losses of $2,282,124 at June 30,
            2002 and $1,987,410 at December 31, 2001                                    169,187,090                   156,097,657
      Accrued interest receivable                                                         1,145,200                     1,220,294

      Foreclosed assets                                                                           -                     1,311,994

      Premises and equipment, net                                                         6,865,897                     6,720,745

      Investment in bank owned life insurance                                             3,898,985                       379,400
      Other assets                                                                        1,220,160                     1,207,191
                                                                                 -------------------          --------------------
TOTAL                                                                            $      244,634,267           $       237,062,111
                                                                                 ===================          ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
      Deposits:
            Demand                                                               $       23,855,781           $        26,428,735
            NOW accounts                                                                 16,984,316                    12,551,672
            Money market accounts                                                        59,746,571                    60,324,788
            Savings                                                                       6,836,322                     5,781,147

            Time deposits of $100,000 or more                                            22,594,802                    21,208,322
            Other time deposits                                                          76,071,162                    83,690,821
                                                                                 -------------------          --------------------
                      Total deposits                                                    206,088,954                   209,985,485
            Federal funds purchased                                                       5,000,000                             -
            Securities sold under agreements to repurchase                                6,648,904                     3,925,395

            Advances from Federal Home Loan Bank                                          6,500,000                     5,000,000

            Accrued interest payable                                                        192,334                       459,208

            Other liabilities                                                             3,765,380                     3,086,571
                                                                                 -------------------          --------------------
                      Total liabilities                                                 228,195,572                   222,456,659
                                                                                 -------------------          --------------------
SHAREHOLDERS' EQUITY:
      Common stock, 2002, no par value, 5,000,000 shares authorized, 1,439,291 shares issued and outstanding; 2001, $5.00 par value, 5,000,000 shares authorized, 1,365,890 shares issued and
            Outstanding                                                                  15,121,314                     6,829,450
      Additional paid-in capital                                                                  -                     7,544,591
      Retained earnings (accumulated deficit)                                               706,704                        86,670

      Accumulated other comprehensive income                                                610,677                       144,741
                                                                                 -------------------          --------------------
                      Total shareholders' equity                                         16,438,695                    14,605,452
                                                                                 -------------------          --------------------
TOTAL                                                                            $      244,634,267           $       237,062,111
                                                                                 ===================          ====================


* Note: Derived from audited financial statements
See notes to consolidated financial statements.

MAIN STREET BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                          ----------------------------------   -----------------------------------
                                                             JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                                               2002              2001               2002               2001
--------------------------------------------------------------------------------------------   -----------------------------------
INTEREST INCOME:
     Loans                                                $     2,829,215   $     2,842,967    $     5,485,538    $     5,598,901
     Federal funds sold                                             3,285            59,225             12,628             67,543
     Deposits with other banks                                      9,317             7,957             20,951             24,108
     Investment securities                                        638,225           437,832          1,271,672            873,868
                                                          ----------------  ----------------   ----------------   ----------------
         Total interest income                                  3,480,042         3,347,981          6,790,789          6,564,420
                                                          ----------------  ----------------   ----------------   ----------------

INTEREST EXPENSE:
     Time deposits of $100,000 or more                            214,680           249,294            462,003            372,283
     Other time and savings deposits                            1,227,571         1,569,823          2,649,727          3,014,933
     Other borrowed funds                                         104,500            98,756            172,988            354,275
                                                          ----------------  ----------------   ----------------   ----------------
         Total interest expense                                 1,546,751         1,917,873          3,284,718          3,741,491
                                                          ----------------  ----------------   ----------------   ----------------

NET INTEREST INCOME                                             1,933,291         1,430,108          3,506,071          2,822,929

PROVISION FOR LOAN LOSSES                                         215,000           263,000            347,718            484,000
                                                          ----------------  ----------------   ----------------   ----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,718,291         1,167,108          3,158,353          2,338,929
                                                          ----------------  ----------------   ----------------   ----------------

OTHER INCOME:
     Investment commissions                                       119,409           150,585            202,780            305,652
     Mortgage operations                                          123,989           163,877            274,522            247,760
     Service charges on deposit accounts                          173,639            95,556            328,162            175,204
     Other service fees and commissions                           107,918            25,306            194,246             49,525
     Net income (loss) on sale of investment
       securities                                                  (6,382)           79,074             35,936            165,361
     Other                                                            137               327             12,010                446
                                                          ----------------  ----------------   ----------------   ----------------
         Total other income                                       518,710           514,725          1,047,656            943,948
                                                          ----------------  ----------------   ----------------   ----------------

OTHER EXPENSES:
     Salaries and wages                                           796,109           617,418          1,510,195          1,186,395
     Employee benefits                                            154,314           136,330            356,066            305,141
     Occupancy expense, net                                        83,848            78,914            173,130            185,094
     Equipment rentals, depreciation and maintenance              107,943           135,109            221,089            272,052
     Other                                                        522,199           408,783          1,046,995            775,750
                                                          ----------------  ----------------   ----------------   ----------------
         Total other expenses                                   1,664,413         1,376,554          3,307,475          2,724,432
                                                          ----------------  ----------------   ----------------   ----------------

INCOME BEFORE INCOME TAXES                                        572,588           305,279            898,534            558,445

INCOME TAXES                                                      177,500           100,600            278,500            184,100
                                                          ----------------  ----------------   ----------------   ----------------

NET INCOME                                                $       395,088   $       204,679    $       620,034    $       374,345
                                                          ================  ================   ================   ================

NET INCOME PER COMMON SHARE:
     Basic                                                $          0.28   $          0.15 *  $          0.44    $          0.28 *
     Diluted                                              $          0.26   $          0.15 *  $          0.42    $          0.27 *

* Note: Per share amounts have been adjusted for a 10 % stock dividend paid December 31, 2001.

MAIN STREET BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                          ------------------------------------------
                                                                              JUNE 30,                JUNE 30,
                                                                                2002                    2001
-------------------------------------------------------------------       ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $         620,034       $         374,345
Adjustments to reconcile net income to net cash provided by
            operating activities
Depreciation and amortization                                                       169,663                 189,618
Provision for loan losses                                                           347,718                 484,000
Premium amortization and discount accretion, net                                     29,573                   8,214
Net gain on the sale of investment securities                                      (35,936)               (165,361)
Net loss on sale of foreclosed asset                                                 8,262                       -
Decrease in accrued interest receivable                                              75,094                  18,194
(Increase) decrease in other assets                                                (12,969)                  29,945
(Decrease) increase in accrued interest payable                                   (266,874)                  47,050
Increase in other liabilities                                                       678,809                 387,004
                                                                          ------------------------------------------
            Net cash provided by operating activities                             1,613,374               1,373,009
                                                                          ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                              4,182,088               7,104,142
Proceeds from maturities and calls of securities available for
sale                                                                              5,352,935               4,852,152
Proceeds from maturities of securities held to maturity                              17,504                  28,893
Purchases of securities available for sale                                     (10,036,773)            (19,649,759)
Net increase in loans                                                          (13,425,375)            (27,159,060)
Proceeds from sale of foreclosed asset                                           1,303,712                       -
Additions to premises and equipment                                               (314,815)               (214,983)
Purchase of Federal Home Loan Bank stock                                           (70,000)                      -
Purchase of Federal Reserve Bank stock                                            (429,850)                      -
Investment in bank owned life insurance                                         (3,519,585)                      -
                                                                          ------------------------------------------
         Net cash used in investing activities                                 (16,940,159)            (35,038,615)
                                                                          ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings
accounts                                                                          2,336,648              23,295,879
Net (decrease) increase in certificates of deposits                             (6,233,179)              32,509,631
Net increase (decrease) in borrowings                                             9,223,509            (10,877,459)
Proceeds from exercise of stock options                                             505,473                  65,509
Proceeds from issuance of common stock                                              241,800                 290,361
                                                                          ------------------------------------------
         Net cash provided by financing activities                                6,074,251              45,218,412
                                                                          ------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (9,252,534)              11,552,806
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 14,686,205               6,907,327
                                                                          ------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       5,433,671              18,460,133
                                                                          ==========================================


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

         In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month and six-month periods ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of Main Street BankShares and its wholly owned subsidiary, Piedmont Bank. The consolidated financial statements also include Piedmont Bank's wholly owned subsidiary, Piedmont National Financial Services. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

          The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the financial statements filed as part of the Bank's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. Basic net income per common share has been computed using the weighted average number of shares of common stock outstanding, after giving effect for the 10% stock dividend paid in 2001. The weighted average numbers of shares used in calculating the basic net income per share for the three months ended June 30, 2002 and 2001 were 1,434,768 and 1,361,063, respectively. The weighted average numbers of shares used in calculating the basic net income per share for the six month periods ended June 30, 2002 and 2001 were 1,418,400 and 1,358,639, respectively.

3. Diluted net income per common share has been calculated using the number of shares used for basic earnings per share plus the dilutive effect of stock options, after giving effect for the 10% stock dividend paid in 2001. The weighted average numbers of shares as adjusted for dilution for the three months ended June 30, 2002 and 2001 were 1,504,280 and 1,395,285, respectively. The weighted average number of shares as adjusted for dilution for the six months ended June 30, 2002 and 2001 were 1,480,910 and 1,387,659, respectively.

4. In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at June 30, 2002 and December 31, 2001 were $38,760,000 and $34,377,000, respectively. Financial letters of credit at June 30, 2002 and December 31, 2001, totaled $323,000 and $1,233,000, respectively. Management does not anticipate any significant losses to result from these transactions.

5.       Other Significant Events
         On April 5, 2002, the Main Street BankShares, Inc. (Main Street) and Yadkin Valley Bank and Trust Company (Yadkin), Elkin, North Carolina executed an Agreement and Plan of Reorganization and Merger whereby Yadkin would acquire Main Street and its wholly owned subsidiary, Piedmont Bank. At close of business July 31, the transaction was closed and Yadkin acquired all of the outstanding shares of Main Street in a cash and stock transaction. Main Street shareholders had the opportunity to elect to receive either 1.68 shares of Yadkin's common stock or $18.50 in cash for each of their shares of the common stock of Main Street, subject to an overall allocation whereby 70% of the total consideration for Main Street will be paid with shares of Yadkin's common stock and 30% will be paid in cash. Following the merger, Yadkin began conducting business under the name of Piedmont Bank in Piedmont's market area.

6.       Comprehensive income
         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                       2002          2001            2002          2001
                                                    ----------     ----------     ----------     ----------
                                                        (In Thousands)                (In Thousands)
Unrealized holding gains (losses on
available-for-sale securities                       $  919,544     $   30,842     $  706.170     $  424,860

Reclassification adjustment for (gains)
losses realized in income                              (42,318)       (79,074)       (35,936)      (165,361)
                                                    ----------     ----------     ----------     ----------

Net unrealized gains (losses)                          877,226        (79,074)       670,234        259,499

Tax effect                                            (271,940)        16,139       (204,298)       (83,984)
                                                    ----------     ----------     ----------     ----------
Net of tax amount                                   $  605,286     $  (32,093)    $  465,936     $  175,515
                                                    ==========     ==========     ==========     ==========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2002 COMPARED WITH DECEMBER 31,2001

During the period from December 31, 2001 to June 30, 2002 total assets increased $7,572,000 or 3.2%. Deposit growth funded this increase, reflected primarily in the investment and loan portfolios. As of March 31, 2002, the ratio of earning assets to total assets was 94%.

Marketable investment securities, federal funds sold, interest-bearing balances with other financial institutions, and other equity investments (without readily determinable fair values) at June 30, 2002 were $57,959,000 compared to $63,797,000 at December 31, 2001. A combination of federal funds purchased, a decrease in federal funds sold, and repurchase agreements to sweep funds from commercial deposit accounts were used to fund loans which grew by 8%. Securities available for sale increased by $971,000 or 1.8% while securities held to maturity decreased $26,000 or 28%. Approximately 7% of marketable securities were U.S. Treasury Notes, 46% were U.S. Agency obligations, 34% were mortgage-backed securities, 13% were municipal bonds, and less than 1% were publicly traded equity securities. Other equity investments totaling $1,509,000 include the Federal Home Loan Bank of Atlanta (FHLB), the Federal Reserve Bank, and following securities which are included in other assets: Sidus Financial Corporation (SFC), Community Financial Services, Inc. (the holding company for The Bankers Bank), the Federal Agricultural Mortgage Corporation (FARMER MAC) Class A stock. Upon becoming a member of the Federal Reserve on January 2, 2002, the Bank was purchased 8,597 shares of Federal Reserve Bank stock for $429,850. Investment in the FHLB, which is required for membership, totaled $700,000, increasing by $70,000, from December 31, 2001 to June 30, 2002. The Bankers Bank provides correspondent bank services such as Federal Reserve and ATM network pass-through accounts. The Bank's investments of $151,722 in Community Financial Services, Inc. and $225,000 in SFC did not change from December 31, 2001 to June 30, 2002. SFC provides mortgage lending and insurance sales agency services to financial institutions. Federal funds sold were $1,000 at June 30, 2002 and $6,021,000 at December 31, 2001. These funds are temporary investments, providing liquidity and funding for longer-term investments and loans.

The loan portfolio constituted 69% of the Bank's total assets at June 30, 2002. Loans, net of allowance for loan losses, increased by $13,089,000 from December 31, 2001 to June 30, 2002. The increase in loan demand resulted from market penetration into the small business, professional, and consumer base within the Bank's market. Management places a strong emphasis on loan quality. At June 30, 2002, there were 14 loans totaling $1,707,000 in principal balances that management has graded as substandard or below. Based on management's estimate of both probability and severity of loss from loans in these grade classifications, the Bank has assigned $194,000 in the loan loss reserve account to these specific loans. From December 31, 2001 through June 30, 2002, there were 2 loans charged off totaling $53,000 and no recoveries.

The adequacy of the loan loss reserve is monitored by management through an internal loan review process. Among factors determining the level of the reserve are loan growth, projected net charge-offs, the amount of non-performing and past due loans, and the current and anticipated economic condition. The allowance for loan losses at June 30, 2002 and December 31, 2001 was 1.33% and 1.26%, respectively, of gross loans outstanding. Management believes the allowance for loan losses to be adequate. However, future additions to the allowance may be necessary based on changes in economic conditions or the circumstances of individual borrowers which may impact the borrowers' ability to repay their loans.

At June 30, 2002, the Bank owned approximately 29,200 square feet of office space including a main office, five branches, and administrative offices. The bank also has a building under construction in Statesville to replace the modular building currently serving as the North Cross branch. Construction costs through June 30 totaled $233,000 and the building will be completed and placed into service during the third quarter 2002.

Bank owned life insurance increased from $379,000 to $3,899,000 due to funding policies of directors and officers and to earnings on those policies. Other assets includes merger costs totaling $104,000 as of June 30, 2002. These costs represent legal, accounting, consulting fees, and transfer agent fees related to the merger with Yadkin Valley Bank and Trust Company. Merger costs are expected to be expensed in the third quarter when the merger is closed.

Deposits decreased $3,897,000 or 1.9% from December 31, 2001 to June 30, 2002. The growth in deposits stemmed from promotional expenditures and active solicitation of deposit accounts.

Other assets include merger costs totaling $104,000 as of June 30, 2002. These costs represent legal, accounting, consulting fees, and transfer agent fees related to the merger with Yadkin Valley Bank and Trust Company. Merger costs are expected to be expensed in the third quarter when the merger is closed.

The Bank's capital remained strong at June 30, 2002 with total risk based capital to risk weighted assets of 9.26% and tier 1 capital to risk weighted assets of 8.09%. Current federal regulations require that the Bank maintain a minimum ratio of capital to risk weighted assets of 8%, with at least 4% being in the form of tier 1 capital as defined in the regulations. The tier 1 leverage ratio (tier 1 capital to average total assets) at June 30, 2002 was 6.47%, which exceeded the regulatory minimum ratio of 4%.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net interest income, the principal source of the Bank's earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the total interest cost of the funds obtained to carry them (primarily deposits and other borrowings). The volume, rate, and mix of both earning assets and related funding sources determine net interest income.

Net interest income for the quarter ended June 30, 2002 totaled $1,933,000, an increase of $503,000 or 35% over the quarter ended June 30, 2001. Interest income increased as a result of growth in earning assets. The Bank's net interest margin for the quarters ended June 30, 2002 and 2001 was approximately 3.48% and 3.47%, respectively. Net interest margin expanded after narrowing in previous quarters as market rates have stabilized. During the second quarter, 41% of the Bank's certificates of deposit with an average rate of 5.12% matured and were rolled over or replaced with other funding at significantly lower rates. The interest rate currently paid on one-year time deposits decreased from 5.25% at June 30, 2001 to 3.10% at June 30, 2002.

The Bank's provision for loan losses for the quarter ended June 30, 2002 was $215,000, a decrease of $48,000 or 18% from the provision for the same quarter last year. Notes charged off totaled $53,000 during the quarter ended June 30, 2002 compared with $250,000 the prior year. While probability of collection and performance of the Bank's assets remain high, management continues to focus on safety and soundness as evidenced in this allocation.

Non-interest income totaled $519,000 and $515,000, respectively for the quarters ended June 30, 2002 and 2001, respectively. Service charges on deposit accounts totaled $174,000 or 33% for the second quarter of 2002 and $96,000 or 19% for the second quarter of 2001. Revenues from mortgage origination services totaled $124,000 or 24% of non-interest income for the second quarter of 2002 as compared to $164,000 or 32% in 2001. Brokerage commission revenues from Piedmont National Financial Services, Inc., a consolidated subsidiary, totaled $119,000 or 23% of non-interest income for the quarter ended June 30, 2002 as compared with $151,000 or 29% for the quarter ended June 30, 2001. Other service fees and commissions included earnings on bank owned life insurance policies which totaled $59,000 during the second quarter of 2002. The remaining income resulted from gains and losses on sales of investment securities and from other miscellaneous income. Non-interest expense totaled $1,664,000 and $1,377,000 for the quarters ended June 30, 2002 and 2001, respectively. Salaries and benefits were approximately $950,000 (57%) and $754,000 (55%) for the quarters ended June 30, 2002 and 2001, respectively. Customer account and general ledger processing fees that were outsourced totaled $122,000 (7%) and

$82,000 (6%) for the quarters ended June 30, 2002 and 2001, respectively. Land and building expenses decreased to $83,000 (5%) from $79,000 (6%) for the quarters ended June 30, 2002 and 2001, respectively. Computer expenses totaled $64,000 (4%) and $105,000 (8%) for the quarters ended June 30, 2002 and 2001, respectively. Expenses for marketing and promoting the Bank's name and services for the first quarters of 2002 and 2001 totaled $27,000 and $36,000, respectively. Additional costs included supplies, audit, telephone, legal fees as well as a sundry of other items. Income before income taxes increased from $305,000 in the second quarter of 2001 to $573,000 in the second quarter of 2002.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net interest income for the six-month period ended June 30, 2002 totaled $3,506,000 as compared with $2,823,000 for the six months ended June 30, 2001. Interest income increased as a result of growth in earning assets. The Bank's net interest margin for the six-months ended June 30, 2002 and June 30, 2001 were approximately 3.22% and 3.60%, respectively. Although the net interest margin moved in a positive direction over the last quarter, the effect of the decrease in market rates over the last eighteen months affects the six-month period ended June 30, 2002 more negatively than the same period last year.

The Bank's provision for loan losses for the six months ended June 30, 2002 was $348,000, a decrease of $136,000 or 28% over the provision for the same period last year. Two loans totaling $53,000 have been charged off in 2002 compared with two loans totaling $250,000 that were charged off during the first six months in 2001. While probability of collection and performance of the Bank's assets remain high, management continues to focus on safety and soundness as evidenced in this allocation.

Non-interest income totaled $1,048,000 and $944,000 for the six months ended June 30, 2002 and 2001, respectively. Service charges on deposit accounts totaled $328,000 (31%) for the six months ended June 30, 2002 and $175,000 (19%) for the six months ended June 30, 2001. Income from mortgage origination totaled $275,000 or 26% of non-interest income for the first six months of 2002 as compared with $248,000 or 26% in 2001. Brokerage commission revenues from Piedmont National Financial Services, Inc., a consolidated subsidiary, totaled $203,000 (19%) and $306,000 (32%) of non-interest income for the six months ended June 30, 2002 June 30, 2001, respectively. Other service fees and commissions included earnings on bank owned life insurance policies that totaled $114,000 during the first six months of 2002. The remaining income resulted from gains and losses on sales of investment securities and from other miscellaneous income. Non-interest expense totaled $3,307,000 and $2,724,000 for the six-month periods ended June 30, 2002 and 2001, respectively. Approximately $1,866,000 (56%) and $1,492,000 (55%) were salaries and benefits for the first six months of 2002 and 2001, respectively. Customer account and general ledger processing fees that were outsourced totaled $242,000 (7%) and $158,000 (6%) for the six months ended June 30, 2002 and 2001, respectively. Land and building expenses were $173,000 (5%) and $185,000 (7%) six months ended June 30, 2002 and 2001, respectively. Computer related expenses decreased to $131,000 (4%) from $210,000 (8%) for the first six months of 2002 and 2001, respectively. Expenses for marketing and promoting the Bank's name and services for the six-month periods ended June 30, 2002 and 2001 totaled $54,000 and $89,000, respectively. Additional costs included supplies, audit, telephone, legal fees as well as a sundry of other items. Income before income taxes increased from $558,000 in the first six months of 2001 to $899,000 in the first six months of 2002.

Part II - OTHER INFORMATION

ITEM 4 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.)      Exhibits

         none

B.)      Reports on Form 8-K

         April 10, 2002 - Announced execution of merger agreement with Yadkin Valley Bank and Trust





                            [Signature page follows.]

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAIN STREET BANKSHARES, INC.


Date:   August 12, 2002             By:   /s/ William A. Long
                                          --------------------------------------
                                          William A. Long
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:   August 12, 2002             By:   /s/ Edwin E. Laws
                                          --------------------------------------
                                          Edwin E. Laws
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)

                                  CERTIFICATION


The undersigned hereby certifies that, to his knowledge, (I) the Form 10-QSB filed by Main Street BankShares, Inc. (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (II) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                            MAIN STREET BANKSHARES, INC.


Date:   August 12, 2002             By:   /s/ William A. Long
                                          --------------------------------------
                                          William A. Long
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:   August 12, 2002             By:   /s/ Edwin E. Laws
                                          --------------------------------------
                                          Edwin E. Laws
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)